Form 10QSB
period 2000-06-30
PREFERRED INVESTMENTS INC /NEW/
filed 2000-08-14
CIK 1101917

17
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)




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

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.

                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..................................3

     Condensed Balance Sheets as of December 31, 1999
          and June 30, 2000....................................5

     Condensed Statements of Operations
          for the Three and Six Month Periods Ended
          June 30, 2000 and 1999...............................6

     Condensed Statements of Cash Flows
          for the Six Month Periods Ended
          June 30, 2000 and 1999...............................7

     Notes to Unaudited Condensed Financial Statements.........9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................10


                      PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................12

ITEM 2 CHANGES IN SECURITIES...................................12

ITEM 5 OTHER INFORMATION.......................................12


INDEX TO EXHIBITS..............................................13





            [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                PART I


ITEM 1.  FINANCIAL STATEMENTS

       As used herein, the term "Company" refers to Preferred Investments, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



            [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                    INDEPENDENT ACCOUNTANTS' REPORT





Preferred Investments, Inc.
(A Development Stage Company)



      We have reviewed the accompanying balance sheets of Preferred Investments, Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                              Respectfully submitted



                              /s/ Robison, Hill & Co.
                              Certified Public Accountants


Salt Lake City, Utah
August 9, 2000

                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                            BALANCE SHEETS


                                              June 30,      September 30,
                                                2000               1999
                                           --------------    ---------------

ASSETS:                                       $      -         $       -
                                           ==============    ================
LIABILITIES & STOCKHOLDERS'EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses           $    250         $       -
                                           --------------    ----------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    June 30, 2000 and December 31, 1999          1,000             1,000
  Paid-In Capital                                2,255                75
  Retained Deficit                              (1,055)           (1,055)
  Deficit Accumulated During the
    Development Stage                           (2,455)              (25)
                                            -------------    ---------------
    Total Stockholders' Equity                    (250)                -
                                            -------------    ----------------

     Total Liabilities and
       Stockholders' Equity                   $      -         $       -
                                            =============    ================





















         See accompanying notes and accountants' report.

                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS



                                                                  Cumulative
                                                                     since
                     For the Three Months    For the Nine Months  October 20
                             Ended                 Ended         1999 Inception
                            June 30,              June 30,        of Development
                      --------------------  ---------------------    Stage
                        2000       1999       2000        1999    --------------
                        ----       ----       ----        ----

Revenues              $      -    $     -    $    -      $    -       $      -
                      ---------  ---------  --------    ---------    -----------

Expenses
   General and
Administrative           1,550          -      2,430           -         2,455
                      ---------  ---------   --------   ----------   -----------

       Net Loss       $ (1,550)   $     -    $(2,430)    $     -     $  (2,455)
                      =========  =========   ========    ========= ===========
Basic & Diluted
loss per share        $      -    $     -    $     -     $      -
                      =========  =========   ========    =========



























         See accompanying notes and accountants' report.


                               PAGE  6
                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS


                                                               Cumulative
                                                                  Since
                                                                 October
                                 For the nine months ended       20,1999
                                          June 30,            Inception of
                                 --------------------------   Development
                                     2000           1999         Stage
                                 ------------  ------------   ---------------


CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
----------
Net Loss                          $  (2,430)      $      -        $   (2,455)
Increase (Decrease) in:
  Accounts Payable                      250              -              (200)
                                 ------------    ------------     --------------
Net Cash Used in operating
   Activities                     $  (2,180)      $      -        $   (2,255)


CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing
activities                                 -             -                 -
                                  ------------    -----------      -------------

CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Capital contributed by
 shareholder                           2,180             -             2,255
                                  ------------    -----------      -------------
Net Cash Provided by
  Financing Activities                 2,180             -             2,255
                                  ------------    -----------      -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                -             -                 -
                                  ------------    -----------      -------------
Cash and Cash Equivalents
  at Beginning of Period                   -             -                 -
                                  ------------    -----------      -------------
Cash and Cash Equivalents
  at End of Period                 $       -       $     -          $      -
                                  ============    ===========      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid during the year for:
  Interest                         $       -       $      -         $       -
  Franchise and income taxes       $       -       $      -         $      75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
-----------------------------------------------------------------------










         See accompanying notes and accountants' report.

                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of accounting policies for Preferred Investments, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

      The Company was incorporated under the laws of the State of Wyoming on April 9, 1997. The Company ceased all operating activities during the period from April 9, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

      The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                              (Continued)



                                     Income     Shares
                                  -----------  ------------  Per Share
                                  (Numerator)  (Denominator)   Amount

                            For the three months ended June 30, 2000
                            -----------------------------------------
Basic & Diluted Loss Per Share
Loss to common shareholders      $ (1,550)       1,000,000  $      -
                                 =========      ==========  ==========

                            For the six months ended June 30, 2000
                            --------------------------------------

Basic & Diluted Loss  Per Share
Loss to common shareholders      $ (2,430)       1,000,000   $      -
                                 ===========    ===========  ==========

                            For the three months ended June 30, 1999
                            ----------------------------------------
Basic & Diluted Loss  Per Share
Loss to common shareholders      $      -        1,000,000   $       -
                                 ===========    ===========  ===========

                           For the six months ended June 30, 1999
                           --------------------------------------
Basic & Diluted Loss  Per Share
Loss to common shareholders      $      -        1,000,000   $       -
                                 ===========     ==========  ===========


      The effect of outstanding stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification

      Certain reclassifications have been made in the 1999 financial statements to conform with the June 30, 2000 presentation.

NOTE 2 - INCOME TAXES

      As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future
taxable   income  when  a  substantial  change  in  ownership   occurs.
Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                      PREFERRED INVESTMENTS, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                              (Continued)

NOTE 4 - COMMITMENTS

      As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

      On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.


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

Results of Operations

The Company had no sales or sales revenues for the three and six months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three and six months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $1,550 and $2,430 in general and administrative expenses for the three and six month periods ended June 30, 2000 and $0 for the same periods in 1999.

The Company recorded net loss of $1,550 and $2,430 for the three and six months ended June 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity

At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $250 and $0 at June 30, 2000 and December 31, 1999.

Net stockholders' deficit in the Company was $250 and $0 as of June 30, 2000 and December 31, 1999.

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


                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2000.

Preferred Investments, Inc.



/s/  Daniel L. Hodges
  Daniel L. Hodges                                     August 9, 2000
  President/CFO and Director

                             EXHIBIT INDEX


Exhibit No.    Page No.       Description

27        12             Financial Data Schedule "CE"

[ARTICLE]      5

     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[CIK]                         0001101917
[NAME]                   PREFERRED INVESTMENTS, INC.
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. Dollars


[PERIOD-TYPE]                 6-MOS
[FISCAL-YEAR-END]             DEC-31-2000
[PERIOD-START]                APR-1-2000
[PERIOD-END]                  JUN-30-2000
[EXCHANGE-RATE]               1
[CASH]                        0
[SECURITIES]                  0
[RECEIVABLES]                 0
[ALLOWANCES]                  0
[INVENTORY]                   0
[CURRENT-ASSETS]              0
[PP&E]                        0
[DEPRECIATION]                0
[TOTAL-ASSETS]                0
[CURRENT-LIABILITIES]         0
[BONDS]                       0
[PREFERRED-MANDATORY]         0
[PREFERRED]                   0
[COMMON]                      1
[OTHER-SE]                    (1)
[TOTAL-LIABILITY-AND-EQUITY]  0
[SALES]                       0
[TOTAL-REVENUES]              0
[CGS]                         0
[TOTAL-COSTS]                 0
[OTHER-EXPENSES]              2
[LOSS-PROVISION]              0
[INTEREST-EXPENSE]            0
[INCOME-PRETAX]               (2)
[INCOME-TAX]                  0
[INCOME-CONTINUING]           (2)
[DISCONTINUED]                0
[EXTRAORDINARY]               0
[CHANGES]                     0
[NET-INCOME]                  (2)
[EPS-BASIC]                   0
[EPS-DILUTED]                 0



#743654